Form 10-K/A
period 2005-06-30
National Collegiate Student Loan Trust 2005-2
filed 2005-09-30
CIK 1327893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A replaces the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed on September 28, 2005 and is being filed solely to include Exhibits 99.2 and 99.3.

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

Class	Participant	Quantity	Percentage
A-1 Notes	Barclays Global Investors, N.A./Investors Bank & Trust Company Mellon Trust of New England, National Association State Street Bank and Trust Company	$50,000,000 $25,000,000 $87,400,000	30.79% 15.39% 53.82%
A-2 Notes	Investors Bank and Trust Company JPMorgan Chase Bank, National Association Mellon Trust of New England, National Association	$20,000,000 $10,000,000 $52,000,000	24.39% 12.20% 63.41%
A-3 Notes	Brown Brothers Harriman & Co. JPMorgan Chase Bank Correspondence Clearing Services 2 Citibank, N.A. JPMorgan Chase Bank, National Association JPMorgan Chase Bank/Broker & Dealer Clearance Department	$22,000,000 $20,000,000 $20,000,000 $21,000,000 $30,000,000	19.47% 17.70% 17.70% 18.58% 26.55%
A-4 Notes	The Bank of New York/DBAG London Global Markets	$105,000,000	100%
A-5-1 Certificates	JPMorgan Chase Bank/Broker & Dealer Clearance Department	$93,930,000	100%
A-5-2 Certificates	SG Americas Securities, LLC	$70,000	100%
A-IO Certificates	The Bank of New York Merrill Lynch Safe Keeping Brown Brothers Harriman & Co. State Street Bank and Trust Company	$39,594,982 $10,369,982 $16,800,000 $26,445,036	42.12% 11.03% 17.87% 28.13%
B Notes	JPMorgan Chase Bank Correspondence Clearing Services 2 JPMorgan Chase Bank/Greenwich Capital State Street Bank and Trust Company	$15,000,000 $2,500,000 $12,700,000	49.67% 8.28% 42.05%

C Notes

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

Item 14. Principal Accounting Fees and Services.

Omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Repots on Form 8-K.

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

EXHIBIT	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2005.
99.2	Report of Independent Accountants concerning servicing activities of Pennsylvania Higher Edcuation Assistance Agency for the year ended June 30, 2005.
99.3	Management's Assertion of Pennsylvania Higher Education Assistance Agency conerning compliance with Minimum Servicing Standards for the year ended June 30, 2005.

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
Name: Stephen E. Anbinder
Title: President
Dated: September 29, 2005

EXHIBIT INDEX

Exhibit Number	Sequentially Numbered Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2005.
99.2	Report of Independent Accountants concerning servicing activities of Pennsylvania Higher Edcuation Assistance Agency for the year ended June 30, 2005.
99.3	Management's Assertion of Pennsylvania Higher Education Assistance Agency conerning compliance with Minimum Servicing Standards for the year ended June 30, 2005.